Form 10-K
period 2016-12-31
WFRBS Commercial Mortgage Trust 2014-C25
filed 2017-03-24
CIK 1623838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Basis Real Estate Capital II LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541214

C-III Commercial Mortgage, LLC

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                           Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Colorado Mills Mortgage Loan, which constituted approximately 11.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Colorado Mills Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Colorado Mills Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the St. Johns Town Center Mortgage Loan, which constituted approximately 11.4% of the asset pool of the issuing entity as of its cut-off date.  The St. Johns Town Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the St. Johns Town Center Mortgage Loan and one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2014-C24 transaction, Commission File Number 333-195164-02 (the “WFRBS 2014-C24 Transaction”). This loan combination, including the St. Johns Town Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C24 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFRBS 2014-C24 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2014-C24 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the AMCP Portfolio Mortgage Loan, which constituted approximately 0.9% of the asset pool of the issuing entity as of its cut-off date.  The AMCP Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the AMCP Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the AMCP Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the AMCP Portfolio loan combination in the Wells Fargo Commercial Mortgage Trust 2015-C26 transaction, Commission File Number 333-195164-04 (the “WFCMT 2015-C26 Transaction”).  After the closing of the WFCMT 2015-C26 Transaction on February 13, 2015, this loan combination, including the AMCP Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCMT 2015-C26 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCMT 2015-C26 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCMT 2015-C26 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the St. Johns Town Center Mortgage Loan and the AMCP Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the St. Johns Town Center Mortgage Loan and the AMCP Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the trust advisor of the St. Johns Town Center Mortgage Loan and the AMCP Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the St. Johns Town Center Mortgage Loan and the AMCP Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFRBS 2014-C24 Transaction  and the pooling and servicing agreement for the WFCMT 2015-C26 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the AMCP Portfolio Mortgage Loan and the St. Johns Town Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer)  and the primary servicer under the St. Johns Town Center Mortgage Loan and the AMCP Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the AMCP Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the AMCP Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the AMCP Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The St. Johns Town Center Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on December 12, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $35,697,446.00 for the twelve- month period ended December 31, 2016.

The Colorado Mills  Mortgage Loan (Mortgage Loan Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on December 12, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,596,889.00 for the twelve- month period ended December 31, 2016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer and Wells Fargo Bank, National Association, as certificate administrator and custodian:

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

4.3           Pooling and Servicing Agreement, dated as of February 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer, National Cooperative Bank, N.A., as NCB Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 21, 2016 under Commission File No. 333-197550-02 and incorporated by reference herein).

31        Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Prudential Asset Resources, Inc., as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (see Exhibit 33.1)
33.11 CWCapital Asset Management LLC, as Special Servicer of the Colorado Mills Mortgage Loan (see Exhibit 33.2)
33.12 Wilmington Trust, National Association, as Trustee of the Colorado Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Colorado Mills Mortgage Loan (see Exhibit 33.5)
33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Colorado Mills Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 33.1)
33.19 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan
33.20 Wilmington Trust, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 33.5)
33.23 Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the AMCP Portfolio Mortgage Loan (see Exhibit 33.1)
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wilmington Trust, National Association, as Trustee of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the AMCP Portfolio Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian of the AMCP Portfolio Mortgage Loan (see Exhibit 33.5)
33.31 Pentalpha Surveillance LLC, as Trust Advisor of the AMCP Portfolio Mortgage Loan (see Exhibit 33.23)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMCP Portfolio Mortgage Loan (see Exhibit 33.7)
33.33 National Tax Search, LLC, as Servicing Function Participant of the AMCP Portfolio Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Prudential Asset Resources, Inc., as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (see Exhibit 34.1)
34.11 CWCapital Asset Management LLC, as Special Servicer of the Colorado Mills Mortgage Loan (see Exhibit 34.2)
34.12 Wilmington Trust, National Association, as Trustee of the Colorado Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Colorado Mills Mortgage Loan (see Exhibit 34.5)
34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Colorado Mills Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 34.1)
34.19 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan
34.20 Wilmington Trust, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 34.5)
34.23 Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the AMCP Portfolio Mortgage Loan (see Exhibit 34.1)
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wilmington Trust, National Association, as Trustee of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the AMCP Portfolio Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian of the AMCP Portfolio Mortgage Loan (see Exhibit 34.5)
34.31 Pentalpha Surveillance LLC, as Trust Advisor of the AMCP Portfolio Mortgage Loan (see Exhibit 34.23)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMCP Portfolio Mortgage Loan (see Exhibit 34.7)
34.33 National Tax Search, LLC, as Servicing Function Participant of the AMCP Portfolio Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (see Exhibit 35.1)
35.6 CWCapital Asset Management LLC, as Special Servicer of the Colorado Mills Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan
35.9 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the AMCP Portfolio Mortgage Loan
35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the AMCP Portfolio Mortgage Loan

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

/s/ Thomas Conway

Thomas Conway, President

(senior officer in charge of securitization of the depositor)

Date:  March 24, 2017

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

4.3 Pooling and Servicing Agreement, dated as of February 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer, National Cooperative Bank, N.A., as NCB Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 21, 2016 under Commission File No. 333-197550-02 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Prudential Asset Resources, Inc., as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (see Exhibit 33.1)
33.11 CWCapital Asset Management LLC, as Special Servicer of the Colorado Mills Mortgage Loan (see Exhibit 33.2)
33.12 Wilmington Trust, National Association, as Trustee of the Colorado Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Colorado Mills Mortgage Loan (see Exhibit 33.5)
33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Colorado Mills Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 33.1)
33.19 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan
33.20 Wilmington Trust, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 33.5)
33.23 Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the AMCP Portfolio Mortgage Loan (see Exhibit 33.1)
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wilmington Trust, National Association, as Trustee of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the AMCP Portfolio Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian of the AMCP Portfolio Mortgage Loan (see Exhibit 33.5)
33.31 Pentalpha Surveillance LLC, as Trust Advisor of the AMCP Portfolio Mortgage Loan (see Exhibit 33.23)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMCP Portfolio Mortgage Loan (see Exhibit 33.7)
33.33 National Tax Search, LLC, as Servicing Function Participant of the AMCP Portfolio Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Prudential Asset Resources, Inc., as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (see Exhibit 34.1)
34.11 CWCapital Asset Management LLC, as Special Servicer of the Colorado Mills Mortgage Loan (see Exhibit 34.2)
34.12 Wilmington Trust, National Association, as Trustee of the Colorado Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Colorado Mills Mortgage Loan (see Exhibit 34.5)
34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Colorado Mills Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Colorado Mills Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 34.1)
34.19 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan
34.20 Wilmington Trust, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 34.5)
34.23 Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the AMCP Portfolio Mortgage Loan (see Exhibit 34.1)
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wilmington Trust, National Association, as Trustee of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the AMCP Portfolio Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian of the AMCP Portfolio Mortgage Loan (see Exhibit 34.5)
34.31 Pentalpha Surveillance LLC, as Trust Advisor of the AMCP Portfolio Mortgage Loan (see Exhibit 34.23)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMCP Portfolio Mortgage Loan (see Exhibit 34.7)
34.33 National Tax Search, LLC, as Servicing Function Participant of the AMCP Portfolio Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Mills Mortgage Loan (see Exhibit 35.1)
35.6 CWCapital Asset Management LLC, as Special Servicer of the Colorado Mills Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Mills Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan
35.9 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the AMCP Portfolio Mortgage Loan
35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AMCP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the AMCP Portfolio Mortgage Loan

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